Form 10-K
period 2025-12-31
FG Imperii Acquisition Corp.
filed 2026-03-31
CIK 2090452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-42493

FG IMPERII ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1884449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143
(Address of Principal Executive Offices, including zip code)

847-791-6817
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGII.U	THE NASDAQ STOCK MARKET LLC
Class A Ordinary Shares	FGII	THE NASDAQ STOCK MARKET LLC
Warrants	FGII.W	THE NASDAQ STOCK MARKET LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, based upon the closing price of the ordinary shares on such date as reported on Nasdaq Global Market, was approximately $0.

As of March 31, 2026 there were 23,025,000 Class A ordinary shares, par value $0.0001, and 5,687,500 Class B ordinary shares, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FG IMPERII ACQUISITION CORP.

Annual Report on Form 10-K

References in this report (the “Annual Report”) to “we,” “us” or the “Company” or “FGI” refer to FG Imperii Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Imperii Investors LLC. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described below) or available to use from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to FG Imperii Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Imperii Investors LLC, a Nevada limited liability company.

Item 1. BUSINESS

Introduction

FG Imperii Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 16, 2025. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through i) the Proposed Offering of 20,000,000 units at $10.00 per unit (or 23,000,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, iii) the sale of 275,000 units at $10.00 per unit (the “Private Units”) in a private placement to the Company’s sponsor, FG Imperii Investors LLC (the “Sponsor”), directors, officers, underwriter and advisors that will close simultaneously with the Proposed Offering. Each Private Unit will consist of one ordinary share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

The Company intends to list the Units on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated articles of incorporation will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any ordinary shares underlying the Private Units, and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any ordinary shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

The Company will have until 24 months from the closing of the Proposed Offering to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Our Initial Business Combination

We are not presently engaged in, and we will not engage in any operations for an indefinite period of time. All activity through December 31, 2025 relates to the Company’s formation, and the Proposed Offering. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Proposed Offering.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our ordinary share, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue a Business Combination target in any industry or sector, we intend to focus our search on companies within the financial services industry in North America. We will seek to acquire established businesses that we believe are fundamentally sound, but would benefit from the financial, operational, technological, strategic or managerial improvements our Company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth with an articulated path to profitability. NASDAQ rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted). Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective Business Combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that Business Combination is fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of the Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares (up to an aggregate of 15% for each public shareholder of the shares sold in the Proposed Offering, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of funds withdrawn for taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (regardless of whether the underwriters exercise their over-allotment option). There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares they hold and any Public Shares they may acquire during or after this offering in connection with the completion of our initial Business Combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Business Combination to a stockholder vote

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and file them with the SEC. In connection therewith, we will provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of ordinary share voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Shareholders will count towards this quorum and our Initial Shareholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares and the shares underlying the Private Units (the “Private Shares”) they hold and any public shares purchased during or after the Proposed Offering (including in open market and privately-negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of ordinary share voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Initial Shareholders, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of shares our Initial Shareholder, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NASDAQ rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated articles of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Proposed Offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in the Proposed Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in this offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of the Proposed Offering (or such later date pursuant to an approved extension) to complete our Business Combination. If we are unable to complete our Business Combination within such 24 month, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of funds withdrawn taxes payable, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights, which will expire worthless if we fail to complete our initial business combination within the 24 month time period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies and blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources and relevant industry knowledge than us. Our ability to acquire larger target businesses will be limited by our available financial resources.

This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two executive officers: Larry Swets, Jr., our Chief Executive Officer, and Hassan R. Baqar, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We will register our units, ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Proposed Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of ordinary share that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143 or by telephone at (847)791-6817.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since inception, our sole business activity has been to complete the Proposed Offering. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our information systems or infrastructure, or the information systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with the cybersecurity incident. As an early-stage company without significant investments in data security protection, there can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

As of the date of this Report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us since our inception

Item 2. PROPERTIES

We currently maintain our executive offices at 104 S. Walnut Street, Unit 1A, Itasca, IL 60143. Our executive offices are provided to us by our Sponsor at a minimal payment per month (included in the fee of up to $15,000 per month that we will pay our sponsor for administrative and support services after the close of Proposed Offering). We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Ordinary share

We intend to list our units, ordinary share, and rights on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbols “FGIU,” “FGII,” and “FGIIW,” respectively.

At December 31, 2025, there were 5,750,000 of our ordinary shares issued and outstanding.

Dividends

We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends following the completion of our Business Combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. There is no certainty that we will be in a position to, or decide to, pay cash dividends after completing our Business Combination.

Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends following the completion of our Business Combination may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2025, the Company issued an aggregate of 5,750,000 shares of Class B ordinary share (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $10,000 in cash. On September 19, 2025, the Sponsor transferred an aggregate of 1,110,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 4,640,000 Founder Shares. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the securities underlying the $15 Private Warrants, the Private Units).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected financial Data

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

FG Imperii Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 16, 2025. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025, relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through i) the Proposed Offering of 20,000,000 units at $10.00 per unit (or 23,000,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, iii) the sale of 275,000 units at $10.00 per unit (the “Private Units”) in a private placement to the Company’s sponsor, FG Imperii Investors LLC (the “Sponsor”), directors, officers, underwriter and advisors that will close simultaneously with the Proposed Offering. Each Private Unit will consist of one ordinary share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

The Company intends to list the Units on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated articles of incorporation will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any ordinary shares underlying the Private Units, and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any ordinary shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

The Company will have until 24 months from the closing of the Proposed Offering to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025 were organizational activities, including those necessary to prepare for the Proposed Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on marketable securities after the closing of Proposed Offering.

For the year ended December 31, 2025, the Company reported net loss of $21,056, which primarily consists of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025, the Company held a cash balance of $37,181. Our liquidity needs were satisfied through the $10,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $150,000 loan from Sponsor under a promissory note (“Promissory Notes”).

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2025, there were no Working Capital Loans under this arrangement.

We do not believe we need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Proposed Offering price.

The underwriters will be entitled to a underwriting discount equal to the lesser of (i) 1% of the gross proceeds of the Proposed offering and (ii) an amount equal to $1,000,000. Underwriters will be entitled to 0.5% fee on the over-allotment proceeds.

Underwriters will be entitled to receive 100,000 private units (“Underwriter Units”) (or 115,000 Underwriter Units if the underwriters’ overallotment option is exercised in full) at close of Proposed Offering.

Underwriter will be entitled to expense reimbursement which will be paid at closing of Proposed Offering. The expense reimbursement will not exceed $125,000 in aggregate.

Advisory Agreement

On September 30, 2025, the Company entered into an agreement with Imperii Securities LLC (the “Advisor’) pursuant to which Advisor will provide financial advice and assistance in connection with the Business Combination. Upon the closing of Business Combination, Advisory will be entitled to transition fee equal to the 1% of the consideration paid for the Business Combination. In no event shall the fee be less than $1,000,000 or greater than $3,000,000.

Related Party Transactions

Founder Shares

On September 16, 2025, the Company issued an aggregate of 5,750,000 shares of Class B ordinary share (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $10,000 in cash. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the securities underlying the $15 Private Warrants, the Private Units).

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary share equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. As of December 31, 2025, there was $150,000 outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the date on which the Company determines not to conduct the Proposed Offering.

Administrative Services Agreement

Upon closing of the Proposed Offering, the Company intends to enter into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

Chief Executive officer and Chief Financial Officer of the Company will serve as managers of the Sponsor at close of Proposed Offering.

Both executive officer and a director of the Company will serve as managers of the Sponsor at close of the Proposed Offering.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal and underwrite expense incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholders equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net loss) per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary share outstanding during the period, excluding shares of ordinary share subject to forfeiture by the Initial Shareholders. The Company had 5,750,000 Founder Shares outstanding as of December 31, 2025.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company did not have any financial instruments as of December 31, 2025.

Recently issued accounting standard

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2025, there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Larry G. Swets, Jr.	51	Chief Executive Officer
Hassan R. Baqar	48	Chief Financial Officer
Anthony C. Scuderi		President
Scott D. Wollney	56	Chairman of the Board
Andrew B. McIntyre	63	Director
Richard E. Govignon	48	Director

Larry G. Swets, Jr., has served as our Chief Executive Officer since inception. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles.

Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018 and director of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry, since June 2016. Since October 2024, Mr. Swets has served as senior advisor to Aldel Financial II Inc., a special purpose acquisition company in process of completing its business combination. Since September 2023, Mr. Swets has served as Chief Executive Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination. Since Februaury 2024, Mr Swets has served as Head of Merchant Banking of FG Nexus Inc.(“FGNX”), formerly FG Financial Group Inc. (“FGF”) which operates as a Ehereum Treasury Company and previously as a reinsurance and asset management holding company. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Since September 2023, Mr. Swets serves as CEO of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO and is focused on searching for a target company in the financial services sector. Since September 2024, Mr. Swets serves as Executive Chairman of Saltire Capital Ltd. (TSX: SLT). Since June 2025, Mr. Swets has served as Chief Executive Officer of Greenland Exploration Limited.

Previously, Mr. Swets served as a director of FG Merger Corp. (Nasdaq: FGMCU), a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, from February 2022 to August 2023, and as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021.

Mr. Swets also served as Chief Executive Officer of FG Nexus (“FGNX”), formerly FG Financial Group Inc. (“FGF”). from November 2020 to February 2024, after having served as interim CEO from June 2020 to November 2020, Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. He was also a founder and served as Chairman of the Board of Unbounded Media Corporation from June 2019 to September 2023. Mr. Swets also previously served as a member of the board of directors of FG Nexus, formerly FG Financial Group Inc.. from November 2013 to February 2024, FG Group Holdings, Inc. from October 2021 to February 2024, Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Hassan R. Baqar has served as our Chief Financial Officer since inception. Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and Managing Member of Sequoia Financial LLC, a management services and advisory firm, since January 2019. Mr. Baqar serves as Chief Financial Officer of Aldel Financial II Inc., a special purpose acquisition company in process of completing its business combination since August 2024. Mr. Baqar also serves as a Chief Financial Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination since October 2023, as a director of Fundamental Global Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020. Since November 2025, Mr. Baqar serves as Director of Capital Markets of Saltire Capital Ltd. (TSX: SLT). Since September 2023, Mr. Baqar serves as Chief Financial Officer of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO. Mr. Baqar serves as Chief Financial Officer and director of Greenland Exploration Limited since June 2025.

Previously, Mr. Baqar served as Chief Financial Officer from September 2024 to November 2025 of Saltire Capital Ltd. (TSX: SLT), Chief Financial Officer from August 2021 to February 2024 and Executive Vice President from December 2021 to February 2024 of FG Nexus Inc. (“FGNX”), formerly FG Financial Group Inc. (“FGF”)., which operates as a Ethereum Treasury Company and previously as a reinsurance and asset management holding company, as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and is focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors from February 2021 to October 2023, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, and as a director and Chief Financial Officer of Unbounded Media Corporation from June 2019 to September 2023, as a director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company from October 2022 to April 2024. .Mr. Baqar served as a director of FG Merger Corp. (Nasdaq: FGMCU) from December 2021 to August 2023, a special purpose acquisition company which merged with iCoreconnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, and as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Nexus Inc.from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes director of finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar earned a Master’s Degree in Business Administration from Northeastern Illinois University in 2009 and a Bachelor’s Degree in Accounting and Business Administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Anthony C. “Tony” Scuderi has served as our President since September, 2025. Mr. Scuderi has over 20 years of experience within investment banking. He has worked on many successful transactions for public and private companies, specializing in financial services, fintech, and crypto/web3. Mr. Scuderi is Chief Executive Officer and Chairman of Imperii Partners, an M&A and strategic capital advisor in crypto and web3. He has served in this role from July 2019 to present. Imperii Partners is a crypto-native investment bank, focusing on advisory for the promising companies in the industry.

Prior to his roles at Imperii Partners, in 2018 and 2019, Mr. Scuderi served as advisor in the private equity and hedge fund industries. Previously, he served as Managing Director in the San Francisco office of Keefe, Bruyette, & Woods (“KBW”), a financial sector specialist investment bank, which was acquired by Stifel Financial. During his 14-year tenure at KBW, from 2005 to 2018, Mr. Scuderi was actively involved in transactions across the firm’s financial technology, banking, exchanges, and asset management practices.

Mr. Scuderi began his career in 1999, in business development and strategic partnerships for HarvardNet, an enterprise-focused data center and web services provider. He earned a MBA from Boston College’s Carroll School of Management and a B.S. from the University of New Hampshire. Mr. Scuderi is a Director Emeritus of The Olympic Club Foundation and served as President in 2019 & 2020. He is also a former member of the Young Presidents’ Organization.

Scott D. Wollney has served as our director since September 2025. Since March 30, 2015, Mr. Wollney has served as a director of FG Nexus Inc. (“FGNX”). Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and as a Director of Atlas Financial Holdings, Inc. (“Atlas”), a specialty commercial automobile insurance holding company and has served as an independent director and audit committee chairperson on other public company boards. Since September 2025. Since October 2023, Mr. Wollney has served as a director of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination. Since November 2023, Mr. Wollney has served as a director of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois.

Dr. Richard E. Govignon, Jr was appointed to the Board of Directors in September 2025. Dr. Govignon, 48, has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director and trustee in the U.S. and Canada, with broad exposure to numerous industries. Dr. Govignon has served as a director of FG Nexus (Nasdaq: FGNX), a capital market vehicle dedicated to the accumulation and on-chain yield generation for Ethereum that creates a bridge between Ethereum and Wall Street, since December 2021. Since September 2024, Dr. Govignon has served as the director of Saltire Capital Ltd. (TSX: SLT.U), a company that combines investment in public and private markets with a publicly traded, permanent capital vehicle, providing entrepreneurs and business owners with an alternative to traditional private equity. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products since June 2021. Since September 2025. Since October 2023, Dr. Govignon has served as a director of FG Merger II Corp., a special purpose acquisition company on process of completing its business combination. Since November 2023, Dr. Govignon has served as a director of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Govignon had been a director of Strong Global Entertainment, Inc. (NYSE: SGE), a corporation focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets from January 2022 to September 2024. From April 2022 to September 2024, Dr. Govignon served as a member of the board of directors of FG Acquisition Corp (TSX: FGAA.U). This special purpose acquisition company merged with Strong/MDI Screen Systems, Inc. and was renamed Saltire Capital Ltd. (TSX: SLT). Since October 2023, Dr. Govignon has served as a member of the board of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP), a public company focused on forest product investments, from January 2019 to December 2021. Dr. Govignon also served as a Trustee of the StrongVest ETF Trust (US: CWAI), which invested in a diversified portfolio of corporate bonds with varying maturities and equity securities from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with ShopRite Pharmacy since 2022 and previously with CVS Health Corporation (2022-2019 and from 2013-2017), with Acme Markets Inc. (2017-2019), and Rite Aid Corporation (2001-2013).

Dr. Govignon received a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. Dr. Govignon has also received a Master of Business Administration from the Jack Welch Management Institute. Dr. Govignon’s managerial experience, combined with his investing and financial analysis expertise, makes him qualified to serve on our Board of Directors.

Andrew B. McIntyre has served as our Director since September 2025. Mr. McIntyre is Managing Director of Segwin Consulting Ltd., a consultancy specializing in M&A advisory and strategy development and execution. From November 2021 to September 2024, Mr. McIntyre has served as a director and audit committee member of the FG Acquisition Corp. (TSX: FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed Saltire Capital Ltd. (TSX: SLT). Since September 2024, Mr. McIntyre has served as a director of Saltire Capital Ltd. and, since June 2025 as a director of Mississaugas of the Credit Business Corporation. Since November 2023, Mr. McIntyre has served as a director of FG Merger III Corp., a special purpose acquisition company in process of completing its initial public offering. Since October 2023, Mr. McIntyre has served as a director of FG Merger II Corp., a special purpose acquisition company in process of completing its business combination.

Mr. McIntyre served as Director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to December 2021. During his tenure as a director of GreenFirst Forest Products, Inc., Mr. McIntyre also served as a member of its audit committee. From July 2022 through December 2023, Mr. McIntyre was Senior Advisor at Deloitte LLP. Mr. McIntyre served Sofina Foods Inc. as Senior Vice President, Finance from September 2019 to June 2022. From October 2016 to August 2019, Mr. McIntyre served Samuel, Son & Co. Limited in the role of Vice President, Corporate Development. Previously, Mr. McIntyre was Vice President, Corporate Development at Vicwest Inc. Mr. McIntyre has served on the Boards of Directors of Kap Corporation, Burloak Technologies Inc., Pre-Insulated Metal Technologies Inc., BBi Enterprises Inc., MDS Capital Company and the Orthopaedic & Arthritic Institute. Mr. McIntyre’s formal designations include ICD.D., Chartered Financial Analyst, Master of Business Administration from the Schulich School of Business and P. Eng.

Number and Terms of Office of Officers and Directors

Our board of directors consists of three members is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Dr. Richard E. Govignon, Jr, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Andrew B. McIntyre, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Scott D. Wollney, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated articles of incorporation.

Director Independence

The rules of NASDAQ require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Andrew B. McIntyre, Scott D. Wollney and Richard E. Govignon are “independent directors” as defined in NASDAQ rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Andrew B. McIntyre, Richard E. Govignon and Scott D. Wollney serve as members of our audit committee, and Andrew B. McIntyre is chair of the audit committee. All of the members of our audit committee are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Andrew B. McIntyre qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality- control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Scott D. Wollney and Richard E. Govignon serve as members of our compensation committee. Scott D. Wollney is chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	reviewing and discussing with management the Compensation Discussion and Analysis disclosure required by SEC regulations and determining whether to recommend to the board that such disclosure be included in our Annual Report on Form 10-K and any proxy statement for the election of directors;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Scott D. Wollney, Richard E. Govignon, and Andrew B. McIntyre. Scott D. Wollney serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Senior Advisor to the Board of Directors

We have appointed D. Kyle Cerminara as a senior advisor. Senior Advisors will assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of this offering. We have entered into any formal arrangements or agreements with Senior Advisors to provide services to us and they will have no fiduciary obligations to present business opportunities to us. They will not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction).

D. Kyle Cerminara has served as our senior advisor since January 2025. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, asset management, technology and communication sectors, including FG Nexus Inc. (NASDAQ: FGNX) (formerly known as Fundamental Global Inc., FG Financial Group, Inc. and as 1347 Property Insurance Holdings, Inc.), which operates as an Ethereum Treasury Company and previously as a reinsurance and asset management company, since December 2016; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Mr. Cerminara has served as the Chairman and President since the founding of FG Communities, Inc. in July 2022. FG Communities is a corporation created to preserve and improve affordable housing through ownership and management of manufactured housing communities. From October 2021 to September 2024, Mr. Cerminara served as the Chairman of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc., and was renamed Saltire Capital Ltd. (TSX: SLT). Since September 2024, Mr. Cerminara serves as Vice-Chairman of Saltire Capital Ltd. From October 2023 to January 2025, Mr. Cerminara served as chairman of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of searching for a business combination target, and upon his resignation as chairman of the board of directors in January 2025, he has served as senior advisor to the board of directors. From November 2023 to May 2025, Mr. Cerminara served as the Chairman of the board of directors of FG Merger III Corp., a special purpose acquisition company that is in the process of completing its initial public offering and is focused on searching for a target company in the financial services sector. Since May 2025, Mr. Cerminara serves as a Senior Advisor to FG Merger III Corp. Since June 2025, Mr. Cerminara serves as director of Greenland Exploration Limited.

Mr. Cerminara served as a director of FG Group Holdings Inc. (NYSE American: FGH), a holding company with diverse business activities focused on serving the entertainment and retail markets that merged with Fundamental Global, Inc. in February 2024, from February 2015 until February 2024; he served as its Chairman from May 2015 until February 2024; and he previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara served as the Chairman of Strong Global Entertainment, Inc. (NYSE American: SGE), a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues, from March 2022 until it was acquired by Fundamental Global Inc. in September 2024. Mr. Cerminara was appointed Chairman of Fundamental Global, Inc. in May 2018 and served as its Principal Executive Officer from March 2020 to June 2020, and has served as its Chief Executive Officer since its merger with FG Group Holdings, Inc. in February 2024. Mr. Cerminara served as a director of BK Technologies Corporation (NYSE American: BKTI) from July 2015 through December 2023, and served as its Chairman from July 2022 through December 2023 and previously from March 2017 until April 2020. From February 2022 to August 2023, Mr. Cerminara served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, which merged with iCoreConnect, Inc. (NASDAQ: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001.

Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics, our audit committee and compensation committee charters, and our nominating and corporate governance committee charter with the SEC. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NASDAQ rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form S-1 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only

Item 11. Executive Compensation

None of our directors have received any cash compensation for services rendered to us. We have agreed to pay our Sponsor $15,000 per month for office space, secretarial and administrative services provided to members of our management team through the earlier of consummation of our Business Combination and our liquidation, we will pay our Sponsor. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of March 31, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary share, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary share;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The beneficial ownership of our ordinary share is based on 23,252,500 Class A Ordinary shares and 5,687,500 Class B Ordinary Shares outstanding as of February 25, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Public Rights, Private Unit Rights and $15 Private Warrants that are not exercisable within 60 days of March 31, 2026.

	Class A ordinary shares		Class B ordinary shares
	Number of shares	Approximate	Number of shares	Approximate	Approximate percentage
Name and Address of Beneficial Owner(1)	beneficially owned	percentage of class	beneficially owned	percentage of class	of ordinary class
FG Imperii Investors LLC (2)(3)	275,000	*	4,577,500	80%	16%
Larry G. Swets Jr.(3)	—	—	350,000	6%	1%
Hassan R. Baqar(3)	—	—	350,000	6%	1%
Anthony Scuderi(	—	—	50,000	*	*
Scott D. Wollney	—	—	20,000	*	*
Richard E. Govignon	—	—	20,000	*	*
Andrew B. McIntyre	—	—	20,000	*	*
All officers, directors and director nominees as a group (6 persons)	275,000	*	810,000	14%	4%
5% or more owners
Linden Capital.(4)	1,500,000	6%	—	—	6%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 104 S. Walnut Street, Unit 1A, Itasca, IL 60143.
(2)	Interest shown includes founder shares
(3)	Larry Swets, Jr., Hassan R. Baqar, and D. Kyle Cerminara are the managers of FG Imperii Investors LLC. The investment and voting decisions for FG Imperii Investors LLC are made jointly by the three managers and no one individual has a controlling decision. Under the so-called “rule of three,” because voting and dispositive decisions are made jointly by three managers, none of the managers is deemed to be a beneficial owner of securities held by FG Imperii Investors LLC. Accordingly, none of the managers of FG Imperii Investors LLC is deemed to have or share beneficial ownership of the securities held by FG Imperii Investors LLC.
(4)	As per the 13G filed on January 30, 2026, Linden Capital. owns 1,500,000 ordinary shares. The principal business address For Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda

Our Sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

Our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Other than Aldel Financial II Inc., which is a special purpose acquisition company affiliated with Mr. Baqar, and FG Merger II Corp., which is a special purpose acquisition company affiliated with all of our directors, officers and senior advisors of the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a business combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other SPACs (including Aldel Financial II Inc. and FG Merger II Corp.) will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including but not limited to the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a business combination and the relevant experience of the directors and officers involved with a particular blank check company).

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Larry G. Swets Jr	GreenFirst Product, Inc.	Forest Products	Director
	Itasca Golf Managers, Inc.	Real Estate and Hospitality	President
	Saltire Capital Ltd.	Holding Company	Executive Chairman
	FG Merger II Corp.	Special Purpose Acquisition Company	Chief Executive Officer
	Greenland Energy Company	Energy Company	Directors

Hassan R. Baqar	FG Reinsurance Ltd.	Reinsurance	Director
	Saltire Capital Ltd.	Holding Company	Chief Financial Officer
	Craveworthy LLC	Restaurant Portfolio Company	Manager
	Sequoia Financial LLC	Management Services & Advisory	Managing Member
	Aldel Financial II Inc.	Special Purpose Acquisition Company	Chief Financial Officer
	FG Merger II Corp.	Special Purpose Acquisition Company	Chief Financial Officer
	Greenland Energy Company	Energy Company	Directors

Scott D. Wollney	FG Nexus Inc.	Reinsurance, Investment Management	Director
	Atlas Financial Holdings, Inc.	Property & Casualty Insurance	Director & CEO
	FG Merger II Corp.	Special Purpose Acquisition Company	Director
	Greenland Energy Company	Energy Company	Director

Richard E. Govignon	Fundamental Global Inc.	Reinsurance, Investment Management	Director
	Strong Global Entertainment	Cinema Exhibition Industry	Director
	Saltire Capital Ltd.	Holding Company	Director
	B-Scada Inc.	Software and Hardware Development	Director
	Dnerus Financial	Family Asset Management	Partner
	FG Merger II Corp.	Special Purpose Acquisition Company	Director

Andrew B. McIntyre	Saltire Capital Ltd.	Holding Company	Director
	Segwin Consulting Ltd.	Solar Energy, Business Consulting	Director
	FG Merger II Corp.	Special Purpose Acquisition Company	Director

Anthony C. Scuderi	Imperii Partners	M&A and strategic capital advisor	CEO and Chairman

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Initial Shareholders purchased founder shares prior to the date of this prospectus and will purchase private placement securities in a transaction that will close simultaneously with the closing of this offering. Our Initial Shareholders have entered into agreements with us, pursuant which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Initial Shareholders with respect to any public shares acquired by them in or after this offering. Additionally, our Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial Business Combination within the prescribed time frame or any extended period of time that we may have to consummate an initial Business Combination as a result of an amendment to our amended and restated articles of incorporation. If we do not complete our initial Business Combination within the prescribed time frame, the private placement securities will expire worthless. Furthermore, our Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until: (i) with respect to 50% of the founder shares, the earlier of (x) twelve months after the date of the consummation of an initial business combination or (y) the date on which the closing price of our ordinary share equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination and (ii) with respect to the remaining 50% of the founder shares, twelve months after the date of the consummation of our initial Business Combination. In addition, we could agree to permit the holders of our founder shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of our Initial Shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this prospectus as the lock-up. Notwithstanding the foregoing, if we consummate a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up. Subject to certain limited exceptions, the $15 Exercise Price Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and directors will own ordinary share, rights or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such Business Combination.

Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as any such fee may not be paid unless we consummate such Business Combination.

We are not prohibited from pursuing an initial Business Combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such affiliated person(s) would have interests different from our public stockholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial Business Combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination.

Further, commencing on the date our securities are first listed on NASDAQ, we will also pay our sponsor $15,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our Initial Shareholders and holders of Underwriter Shares have agreed to vote their founder shares and Underwriter Shares, and our Initial Shareholders and the other members of our management team have agreed to vote any Founder Shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In so far as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

The rules of NASDAQ require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Andrew B. McIntyre, Scott D. Wollney and Richard E. Govignon are “independent directors” as defined in NASDAQ rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. The following is a summary of fees paid or to be paid to Fruci & Associates II, PLLC (“Fruci”), for services rendered.

Item 14. Principal Accountant Fees and Services

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. The aggregate fees billed by Fruci for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $16,000 for the fiscal year ended December 31, 2025 The above amounts include retainer for the initial audit.

Tax Fees. We did not pay Fruci for tax planning and tax advice for the fiscal years ended December 31, 2025

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are filed with this report:

FG IMPERII ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FG Imperii Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FG Imperii Acquisition Corp. (“the Company”) as of December 31, 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period September 16, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2025.

Spokane, Washington

March 31, 2026

ITEM 1. FINANCIAL STATEMENTS.

FG IMPERII ACQUISITION CORP.

Balance Sheet

December 31, 2025

(Audited)

Current assets
Cash	$37,181
Deferred offering cost	126,763
TOTAL ASSETS	$163,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—
Accrued offering costs	25,000
Promissory note	150,000
TOTAL LIABILITIES	$175,000

COMMITMENTS AND CONTINGENCIES	$—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	$—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 0 issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding	575
Additional paid in capital	9,425
Accumulated deficit	(21,056)
Total Stockholders’ Equity	(11,056)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,944

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Operations

For the period from September 16, 2025 (inception) to December 31, 2025

(Audited)

Formation costs	$8,751
General and administrative expenses	12,305
Loss before taxes	$(21,056)
Income taxes	—
Net loss	$(21,056)

Weighted average ordinary shares outstanding
Basic and diluted	5,750,000

Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

For the period from September 16, 2025 (inception) to December 31, 2025

(Audited)

		Ordinary	Additional		Total
	Ordinary	Share	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficet	Equity
Balance at September 16, 2025 (inception)	—	$—	$—	$—	$—
Issuance of founder shares	5,750,000	$575	$9,425	$—	$10,000
Net less	—	—	—	(21,056)	$(21,056)
Balance at December 31, 2025	5,750,000	575	9,425	(21,056)	(11,056)

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Cash Flows

For the period from September 16, 2025 (inception) to December 31, 2025

(Audited)

Cash flows from operating activities	$(21,056)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	25,000
Offering cost	(126,763)
Net cash provided by operating activities	$(122,819)

Cash flows from financing activities
Promissory note	150,000
Founder share issuance	10,000
Net cash provided by operating activities	160,000

Net increase in cash	37,181
Cash at beginning of period	—
Cash at end of period	37,181

Supplemental disclosure for non-cash financing activities
Accrual of offering costs	25,000
Interest and income tax	—

The accompanying notes are an integral part of the financial statements.

FG Imperii Acquisition Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FG Imperii Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 16, 2025. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through i) the Proposed Offering of 20,000,000 units at $10.00 per unit (or 23,000,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3, ii) the sale of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, iii) the sale of 275,000 units at $10.00 per unit (the “Private Units”) in a private placement to the Company’s sponsor, FG Imperii Investors LLC (the “Sponsor”), directors, officers, underwriter and advisors that will close simultaneously with the Proposed Offering. Each Private Unit will consist of one ordinary share and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of ordinary share at an exercise price of $11.50 per share.

The Company intends to list the Units on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated articles of incorporation will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any ordinary shares underlying the Private Units, and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any ordinary shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

The Company will have until 24 months from the closing of the Proposed Offering to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and other transaction related expense incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholders equity upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Company’s year end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Operating Segments

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets, which include the following:

December 31, 2025
Cash	$37,181

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company did not have any financial instruments as of December 31, 2025.

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of September 16, 2025. The adoption resulted in disclosure changes only.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is intended to improve transparency regarding the nature and magnitude of factors contributing to differences between the statutory tax rate and the effective tax rate, as well as cash taxes paid by jurisdiction.

The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature. Prior-period amounts have been recast to conform to the current-period presentation, where applicable.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company will offer for sale up to 20,000,000 Units (or 23,000,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

The Sponsor has committed to purchase an aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, and 275,000 Private Units at a price of $10.00 per Private Unit, in each case, from the Company in a private placement that will occur simultaneously with the closing of the Proposed Offering. The aggregate gross proceeds from the sale of $15 Private Warrants, and Private Units will be $2,850,000. If the Company does not complete a Business Combination within the Combination Period, the $15 Private Warrants and the Private Unit Warrants will expire worthless. The $15 Private Warrants and the Private Unit Warrants will be non-redeemable for cash and exercisable on a cashless basis. Each $15 Private Warrant and the Private Unit Warrants will entitle the holder to purchase one share of ordinary share at its respective exercise price.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 16, 2025, the Company issued an aggregate of 5,750,000 shares of Class B ordinary share (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $10,000 in cash. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Shareholders do not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary share equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. As of December 31, 2025, there were $150,000 outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing.

Administrative Services Agreement

Upon closing of the Proposed Offering, the Company intends to enter into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

Chief Executive officer and Chief Financial Officer, and a senior advisor of the Company will serve as the managers of the Sponsor at close of Proposed Offering.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Proposed Offering price.

The underwriters will be entitled to a underwriting discount equal to the lesser of (i) 1% of the gross proceeds of the Proposed offering and (ii) an amount equal to $1,000,000. Underwriters will be entitled to 0.5% fee on the over-allotment proceeds.

Underwriters will be entitled to receive 200,000 private units (“Underwriter Units”) (or 230,000 Underwriter Units if the underwriters’ overallotment option is exercised in full) at close of Proposed Offering.

Underwriter will be entitled to expense reimbursement which will be paid at closing of Proposed Offering. The expense reimbursement will not exceed $125,000 in aggregate.

Advisory Agreement

On September 30, 2025, the Company entered into an agreement with Imperii Securities LLC ( the “Advisor’) pursuant to which Advisor will provide financial advice and assistance in connection with the Business Combination. Upon the closing of Business Combination, Advisory will be entitled to transition fee equal to the 1% of the consideration paid for the Business Combination. In no event shall the fee be less than $1,000,000 or greater than $3,000,000.

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 shares of, par value $0.0001each, including 479,000,000 Class A ordinary share and 20,000,000 Class B ordinary share, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 5,750,000 Class B or Founder Shares issued and outstanding as of December 31, 2025.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of ordinary share at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the Proposed Offering. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of ordinary share underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company will have 10,000,000 ( or 11,500,000 if underwriters’ over-allotment option is exercised in full) Public Warrant outstanding at close of the proposed offering.

The $15 Private Warrants will entitle the holder to purchase one ordinary share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company will have 1,000,000 $15 Private Warrant outstanding at the close of proposed offering.

The Private Unit Warrants will have terms similar to the Public Warrants underlying the Units being sold in the Proposed Offering, except that the Private Unit Warrants will be non-redeemable and may be exercised on a cashless basis. Additionally, Private Unit

Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company will have 137,500 Private Unit Warrants underlying the Private Units outstanding at the close of proposed offering.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of ordinary share at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

As of December 31, 2025, no warrants were outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurred through March 31, 2026.

The registration statement of the Company was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its initial public offering (“IPO”) of 20,000,000 Units at $10.00 per unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) FG Imperii Investors II LLC purchased 275,000 Private Unit respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 Exercise Price warrants at a price of $0.10 per $15 Exercise Price warrant.

On January 22, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional units (the “Option Units”) at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceed of $27,500,000. The over over-allotment option closed on January 23, 2026. Simultaneously with the closing of the over-allotment option, the Company also issued 27,500 Underwriter Units to the underwriter. Company also paid $137,500 as underwriting discount to the underwriter in regard to the exercise of the over-allotment option by the underwriter.

Due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description

1.1

Underwriting Agreement, dated January 15, 2026, by and between the Company and BTIG, LLC, as representative of the several underwriters (incorporated by reference to exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

4.1

Public Warrant Agreement, dated January 15, 2026, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

4.2

Private Warrant Agreement, dated January 15, 2026, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

4.5	Description of Registrant’s Securities

10.1

Investment Management Trust Agreement, January 15, 2026, by and between the Company and Odyssey Transfer and Trust Company, as trustee (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.2

Registration Rights Agreement, dated January 15, 2026, by and among the Company and certain security holders (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.3

Private Placement Units Purchase Agreement, dated January 15, 2026, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.4

Letter Agreement, dated January 15, 2026, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.5

Administrative Services Agreement, dated January 15, 2026, by and between the Company and FG Imperii Investors LLC (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

10.6	Form of Indemnity Agreement (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on January 23, 2026)

10.7

Form of OTM Warrants Purchase Agreement between the Registrant and FG Imperii Investors LLC (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on January 23, 2026).

19*	Insider Trading Policy

97*	Clawback Policy

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	FG Imperii Acquisition Corp.

	By:	/s/ Larry G. Swets Jr.
Name: Larry G. Swets Jr.
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	FG Imperii Acquisition Corp.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scott D. Wolney	Chairman of the board	March 31, 2026
Scott D. Wollney

/s/ Andrew B. McIntyre	Director	March 31, 2026
Andrew B. McIntyre

/s/ Richard E. Govignon	Director	March 31, 2026
Richard E. Govignon