Form 10-Q
period 2026-03-31
FG Imperii Acquisition Corp.
filed 2026-05-14
CIK 2090452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-43056

FG IMPERII ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1884449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143
(Address of Principal Executive Offices, including zip code)

847-791-6817
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGII-U	THE NASDAQ STOCK MARKET LLC
Ordinary Share	FGII	THE NASDAQ STOCK MARKET LLC
Warrants	FGII-W	THE NASDAQ STOCK MARKET LLC

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

As of May 14, 2026 there were 28,940,000 shares of ordinary share, par value $0.0001 issued and outstanding.

FG IMPERII ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG IMPERII ACQUISITION CORP.

Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$897,989	$37,181
Prepaid expense	157,935	—
Deferred offering cost	—	126,763
Total current assets	1,055,924	163,944

Investment held in trust account	229,048,269	—
TOTAL ASSETS	$230,104,193	$163,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,702	$—
Accrued offering cost	—	25,000
Promissory note	—	150,000
TOTAL LIABILITIES	$11,702	$175,000

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 22,750,000 shares at redemption value	$229,048,269	—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Class A ordinary Shares, $0.0001 par value; 479,000,000 shares authorized; 502,500 issued and outstanding (excluding 22,750,000 ordinary shares subject to possible redemption)	$51	$—
Class B ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,687,500 and 5,750,000 issued and outstanding respectively	568	575
Additional paid in capital	—	9,425
Retained earnings	1,043,603	(21,056)
Total Stockholders’ Equity	1,044,222	(11,056)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,104,193	$163,944

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Operation

Three months ended March 31, 2026

(Unaudited)

March 31, 2026
Operating expenses:
General and administrative expenses	$149,875
Loss from operations	(149,875)

Other income:
Investment income on trust account	1,548,269
Total other income	1,548,269

Net income	$1,398,394

Weighted average redeemable common shares outstanding basic	18,008,334
Basic income per share, redeemable shares	$0.10

Weighted average redeemable common shares outstanding diluted	27,012,501
Diluted income per share, redeemable shares	$0.06

Weighted average non-redeemable common shares outstanding basic and diluted	6,096,334
Basic and diluted loss per non-redeemable share	$(0.06)

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Changes in Stockholders’ Equity

For the three months period ended March 31, 2026

(Unaudited)

		Ordinary	Additional		Total
	Ordinary	shares	Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earning	Equity
Balance at December 31, 2025 (audited)	5,750,000	$575	$9,425	$(21,056)	$(11,056)
Sale of 20,000,000 units at $10 per unit in IPO	20,000,000	2,000	199,998,000	—	200,000,000
Sale of 275,000 units in private placement	275,000	28	2,749,973	—	2,750,000
Sale of 1,000,000 $15 strike warrant in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	200,000	20	80	—	100
Sale of 2,750,000 units due to over-allotment exercise	2,750,000	275	27,499,725	—	27,500,000
Issuance of additional underwriter units due to over-allotment exercise	27,500	3	(3)	—	—
Forfeiture of founder shares due to partial exercise of over-allotment	(62,500)	(6)	6	—	—
Reclassification of deferred offering costs	—	—	(1,644,947)	—	(1,644,947)
Class A ordinary shares subject to possible redemptions	—	(2,275)	(227,497,725)	—	(227,500,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(1,214,543)	(333,735)	(1,548,269)
Net Income	—	—	—	1,398,394	1,398,394
Balance at March 31, 2026	28,940,000	$619	—	$1,043,603	$1,044,222

The accompanying notes are an integral part of the interim financial statements.

FG IMPERII ACQUISITION CORP.

Statement of Cash Flows

For the three months ended March 31, 2026

(Unaudited)

March 31, 2026
Cash flows from operating activities
Net income	$1,398,394
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	11,702
Accrued offering cost	(25,000)
Deferred offering cost	126,763
Prepaid expenses	(157,935)
Net cash provided by operating activities	1,353,924

Cash flows from investing activities
Investment in trust account	(229,048,269)
Net cash used in investing activities	(229,048,269)

Cash flows from financing activities
Repayment of promissory note	(150,000)
Proceeds from sale of 22,750,000 units at $10 per unit in IPO, including over-allotment, net of offering cost.	225,855,053
Proceeds from sale of 275,000 units to Sponsor in private placement	2,750,000
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000
Proceeds from sale of 227,000 units to underwriters in private placement	100
Net cash provided by Financing activities	228,555,153

Net increase in cash	860,808
Cash at beginning of period	37,181
Cash at end of period	$897,989
Supplemental disclosure for non-cash financing activities:
Offering cost	1,644,947
Interest and income tax	—

The accompanying notes are an integral part of the financial statements.

FG IMPERII ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (UNAUDITED)

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Unit”). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant ( “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placement ( “Private Placement”) in which i) FG Imperii Investors II LLC (the “Sponsor”) purchased 275,000  private unit ( the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceed of $27,500,000. The over over-allotment option closed on January 23, 2026. Simultaneously with the closing of the over-allotment option, the Company also issued 27,500 Underwriter Units to the underwriter. Company also paid $137,500 as underwriting discount to the underwriter in regard to the exercise of the over-allotment option by the underwriter.

A total of $227,500,000 ($10.00 per Unit) of the net proceed from the sale of Units in the IPO, the Option Unit on January 20, 2026 and January 23, 2026, were placed in a trust with Odyssey Trust Company acting as trustee

Due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares (defined below) of the Company held by Sponsor.

Each Private Unit consists of one Class A ordinary share and one-half of one non-redeemable warrant (the “Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $15.00 per share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO and the exercise of over-allotment option by the underwriter, an amount of $227,500,00 ($10.00 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any ordinary shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any ordinary shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company have until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding

Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At March 31, 2026, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the three-month ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Ordinary subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2026, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital account equals zero.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to 1,644,947 (including $1,000,000 of underwriting fee) were charged to shareholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the three-month period ended March 31, 2026 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of ordinary share (in dollars, except per share amounts):

Net income from January 1, 2025, to March 31, 2026	$1,398,394

	For the three months period ended March 31, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	22,750,000	6,190,000	28,940,000
Ownership percentage	79%	21%
Total income allocated by class	$1,099,290	$299,104	$1,398,394
Less: Accretion allocated based on ownership percentage	(2,510,216)	(683,000)	(3,193,216)
Plus: Accretion applicable to the redeemable class	3,193,216	—	3,193,216
Total income (loss) by class	$1,782,290	$(383,896)	1,398,394

Weighted average shares	18,008,334	6,096,334
Earnings (loss) per ordinary share - Basic	$0.10	$(0.06)

	For the three months period ended March 31, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,125,000	7,441,250	41,566,250
Ownership percentage	82%	18%
Total income allocated by class	$1,148,051	$250,343	$1,398,394
Less: Accretion allocated based on ownership percentage	(2,621,562)	(571,654)	(3,193,216)
Plus: Accretion applicable to the redeemable class	3,193,216	—	3,193,216
Total income (loss) by class	$1,719,706	$(321,312)	1,398,394

Weighted average shares	27,012,501	7,083,737
Earnings (loss) per ordinary share - Diluted	$0.06	$(0.05)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the marketable securities held in Trust Account is determined using the level 1 input.

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

March 31, 2026
Cash	897,989
Cash held in Trust Account	229,048,269

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

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

NOTE 3. INITIAL PUBLIC OFFERING

On January 20, 2026, the Company consummated its IPO of 20,000,000 Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over over-allotment option closed on January 23, 2026.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placements in which (i) Sponsor purchased 275,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

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

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of March 31, 2026 there 5,687,500 Founder Shares outstanding.

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

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Notes are noninterest bearing. As of March 31, 2026, there was no outstanding balance under the promissory note.

Administrative Services Agreement

At the closing of the IPO, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

Chief Executive Officer and Chief Financial Officer of the Company serves as managers of the Sponsor at close of IPO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to the registration right agreement entered into on January 15, 2026, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO. As of January 20, 2026, the over-allotment option was not exercised by the underwriter. On January 22, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional units ( the “Option Units”) at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceed of $27,500,000. The over over-allotment option closed on January 23, 2026.

The underwriters are entitled to a underwriting discount equal to the lesser of (i) 1% of the gross proceeds of the IPO and (ii) an amount equal to $1,000,000. Underwriters will be entitled to 0.5% fee on the over-allotment proceeds. Company paid a total of $1,137,500 to Underwriter.

Underwriters received a total of 227,500 units (“Underwriter Units”).

Underwriter is entitled to expense reimbursement which wase paid at closing of IPO. The expense reimbursement did not exceed $125,000 in aggregate.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 shares, par value $0.0001 each, including 479,000,000 Class A ordinary share and 20,000,000 Class B ordinary share, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 23,252,500 Class A ordinary share and 5,687,500 Class B or Founder Shares issued and outstanding as of March 31, 2026.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of ordinary share underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company have 10,000,000 Public Warrant outstanding at close of the IPO.

The $15 Private Warrants entitles the holder to purchase one ordinary share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination is non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company have 1,000,000 $15 Private Warrant outstanding at the close of IPO.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and can be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company has 137,500 Private Unit Warrants underlying the Private Units outstanding at the close of proposed offering.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 11 2026, the date that the financial statements were issued. There were no subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or refer to FG Imperii Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Imperii Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Unit”). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant ( “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placement ( “Private Placement”) in which i) FG Imperii Investors II LLC (the “Sponsor”) purchased 275,000 private unit ( the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceed of $27,500,000. The over over-allotment option closed on January 23, 2026. Simultaneously with the closing of the over-allotment option, the Company also issued 27,500 Underwriter Units to the underwriter. Company also paid $137,500 as underwriting discount to the underwriter in regard to the exercise of the over-allotment option by the underwriter.

A total of $227,500,000 ($10.00 per Unit) of the net proceed from the sale of Units in the IPO, the Option Unit on January 20, 2026 and January 23, 2026, were placed in a trust with Odyssey Trust Company acting as trustee

Due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares (defined below) of the Company held by Sponsor.

Each Private Unit consists of one Class A ordinary share and one-half of one non-redeemable warrant (the “Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $15.00 per share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the trust account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO and the exercise of over-allotment option by the underwriter, an amount of $227,500,00 ($10.00 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Sponsor, officers, directors and advisors (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any ordinary shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any ordinary shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company have until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through March 31, 2026 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2026, the Company reported net income of $1,398,394, which consists of $1,548,269, in investment income earned in Trust Account, offset by 149,875 of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026, the Company held a cash balance of $897,989. Prior to the IPO, our liquidity needs were satisfied through the $10,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $150,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 20, 2026, we consummated its IPO of 20,00,000 Units. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $20,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating total proceeds of $2,850,000

On January 23, 2026, underwriter exercised the partial over-allotment option for total 2,750,000 Option Units at $10.00 per Unit Option, generating gross proceeds of $27,500,000.

From the proceeds of the IPO, partial exercise of over-allotment option and Private Placement, the Company put $227,500,000 ($10.00 per Unit) in the Trust and retained approximately $2,850,000 for working capital and payment of expenses related to IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2026, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

Registration Rights

Pursuant to the registration right agreement entered into on January 15, 2026, the holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Underwriter received a $1,137,500 underwriting discount at IPO closing which represents 1% of the gross proceeds of the IPO and 0.5% of the proceeds from the exercise of the over-allotment option. Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.75% of the gross proceeds of the IPO upon completion of the Business Combination. The deferred underwriting commission consists of 3.5% of the IPO proceeds retained in the Trust Account with a minimum of $2,000,000. The deferred underwriting fee is only payable at close of a Business Combination.

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

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of March 31, 2026, there 5,687,500 Founder Shares outstanding.

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

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Notes are noninterest bearing. As of March 31, 2026, there was no outstanding balance under the promissory note.

Administrative Services Agreement

At the closing of the IPO, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

Chief Executive Officer and Chief Financial Officer of the Company serves as managers of the Sponsor at close of IPO.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At March 31, 2026, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the three-month ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Ordinary subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary share subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2026, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital account equals zero.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to 1,644,947 (including $1,000,000 of underwriting fee) were charged to shareholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earning per share. The Company has redeemable shares referred to as Class A ordinary shares and and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the three-month period ended March 31, 2026 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

March 31, 2026
Cash	897,989
Cash held in Trust Account	229,048,269

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control Over Financial Reporting

During the three month period ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 16, 2025, we issued an aggregate of 5,750,000 shares of Founder Shares to the Sponsor for an aggregate purchase price of $10,000 in cash.

The registration statement for the Company’s IPO was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 Units at $10.00 per unit. On January 23, 2026 the underwriter partially exercised their over-allotment option for additional 2,750,000 Units. Each Unit consists of one share of one Public Share and one-half of one redeemable Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $227,500,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of March 31, 2026 there were 5,687,500 Founder Shares outstanding.

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) Sponsor purchased 275,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one Class A ordinary share and one-half of one non-redeemable Private Unit Warrant. Each whole Private Unit Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $15.00 per share, is exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Following the closing of the IPO on January 20, 2026 and partial exercise of the over-allotment option, an amount of $227,500,000 ($10.00 per Unit) from the net proceed of the sale of Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account.

We paid a total of $1,137,500 in underwriting fee and approximately $508,000 for other costs and expenses related to the IPO.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report

No.	Description of Exhibit
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	FG IMPERII ACQUISITION CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)