Form 10-Q
period 2026-06-30
FG Imperii Acquisition Corp.
filed 2026-07-24
CIK 2090452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGII-U	THE NASDAQ STOCK MARKET LLC
Class A Ordinary Share	FGII	THE NASDAQ STOCK MARKET LLC
Warrants	FGII-W	THE NASDAQ STOCK MARKET LLC

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

As of July 23, 2026 there were 28,940,000 ordinary shares, par value $0.0001 issued and outstanding.

FG IMPERII ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS.

FG IMPERII ACQUISITION CORP.

Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Current assets
Cash	$850,213	$37,181
Prepaid expense	135,992	—
Deferred offering cost	—	126,763
Total current assets	986,205	163,944
Cash held in trust account	231,056,147	—
TOTAL ASSETS	$232,042,352	$163,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,202	$—
Accrued offering costs	—	25,000
Promissory note	—	150,000
Total current liabilities	1,202	175,000
TOTAL LIABILITIES	$1,202	$175,000

COMMITMENTS AND CONTINGENCIES (note 6)
Class A ordinary shares; $0.0001 par value, subject to possible redemption, 22,750,000 shares at redemption value	231,056,147	—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	$—	$—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 502,500 issued and outstanding (excluding 22,750,000 ordinary shares subject to possible redemption)	51	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,687,500 and 5,750,000 issued and outstanding respectively	568	575
Additional paid in capital	—	9,425
Accumulated deficit	984,384	(21,056)
Total Stockholders’ Equity	985,003	(11,056)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,042,352	$163,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

FG IMPERII ACQUISITION CORP.

Condensed Statement of Operations

For the Six and Three months ended June 30, 2026

(Unaudited)

	Six months	Three months
	ended	ended
	June 30, 2026	June 30, 2026
General and administrative expenses	$209,094	$59,219
Loss from operations	(209,094)	(59,219)

Other income & expenses:
Investment income on trust account	3,556,147	2,007,878
Income tax expense	—	—
Total other income	3,556,147	2,007,878
Net income	$3,347,053	$1,948,659

Weighted average redeemable ordinary shares outstanding	20,392,265	22,750,000
Basic income per share, redeemable shares	0.18	0.09

Weighted average redeemable common shares outstanding diluted	30,588,397	34,125,000
Diluted income per share, redeemable shares	0.12	0.06

Weighted average non-redeemable common shares outstanding basic and diluted	3,252,542	6,190,000
Basic and diluted loss per non-redeemable share	(0.12)	(0.002)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FG IMPERII ACQUISITION CORP.

Condensed Statement of Changes in Stockholders’ Equity

For the six months period ended June 30, 2026

(Unaudited)

		Ordinary	Additional		Total
	Ordinary	Share	Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	earning	Equity
Balance at December 31, 2025 (audited)	5,750,000	$575	$9,425	$(21,056)	$(11,056)
Sale of 20,000,000 units at $10 per unit in IPO	20,000,000	2,000	199,998,000	—	200,000,000
Sale of 275,000 units in private placement	275,000	28	2,749,973	—	2,750,000
Sale of 1,000,000 $15 strike warrant in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	200,000	20	80	—	100
Sale of 2,750,000 units due to over-allotment exercise	2,750,000	275	27,499,725	—	27,500,000
Issuance of additional underwriter units due to over-allotment exercise	27,500	3	(3)	—	—
Forfeiture of founder shares due to partial exercise of over-allotment	(62,500)	(6)	6	—	—
Reclassification of deferred offering costs	—	—	(1,644,947)	—	(1,644,947)
Class A ordinary shares subject to possible redemptions	—	(2,275)	(227,497,725)	—	(227,500,000)
Accretion of Class A ordinary shares subject to possible redemption	—	—	(1,214,534)	(333,735)	(1,548,269)
Net income	—	—	—	1,398,394	1,398,394
Balance at March 31, 2026	28,940,000	$619	$—	$1,043,603	$1,044,222
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	(2,007,878)	(2,007,878)
Net income	—	—	—	1,948,659	1,948,659
Balance at June 30, 2026	28,940,000	$619	$—	$984,384	$985,003

The accompanying notes are an integral part of the interim financial statements.

FG IMPERII ACQUISITION CORP.

Condensed Statement of Cash Flows

For the six months ended June 30, 2026

(Unaudited)

Net income	$3,347,053

Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Payable	1,202
Accrued Offering cost	(25,000)
Deferred offering cost	126,763
Prepaid expense	(135,992)
Net cash provided by operating activities	$3,314,026

Cash flows from investing activities
Investment in trust account	(231,056,147)

Cash flows from financing activities
Repayment of promissory note	(150,000)
Proceeds from sale of 22,750,000 units at $10 per unit in IPO, including over-allotment, net of offering cost.	225,855,053
Proceeds from sale of 27,500 units to Sponsor in private placement	2,750,000
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000
Proceeds from sale of 227,500 units to underwriters in private placement	100
Net cash provided by operating activities	228,555,153

Net increase in cash	813,032
Cash at beginning of period	37,181
Cash at end of period	850,213

Supplemental disclosure for non-cash financing activities
Offering cost	$1,644,947
Interest and income tax	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FG IMPERII ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2026 (UNAUDITED)

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Unit”). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placement (“Private Placement”) in which i) FG Imperii Investors II LLC (the “Sponsor”) purchased 275,000  private unit (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over-allotment option closed on January 23, 2026. Simultaneously with the closing of the over-allotment option, the Company also issued 27,500 Underwriter Units to the underwriter. Company also paid $137,500 as underwriting discount to the underwriter in regard to the exercise of the over-allotment option by the underwriter.

A total of $227,500,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO, the Option Unit on January 20, 2026 and January 23, 2026, were placed in a trust with Odyssey Trust Company acting as trustee

Due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares (defined below) of the Company held by Sponsor.

Each Private Unit consists of one Class A ordinary share and one-half of one non-redeemable warrant (the “Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $15.00 per share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Following the closing of the IPO and the exercise of over-allotment option by the underwriter, an amount of $227,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and tax, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At June 30, 2026, substantially all of the assets held in the Trust Account were invested in a short term U.S. Treasury obligations. During the six-months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Ordinary subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share is classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2026, ordinary shares subject to possible redemption are presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to $1,644,947 (including $1,000,000 of underwriting fee) were charged to stockholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the six-months and three-month period ended June 30, 2026 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of ordinary share (in dollars, except per share amounts):

Net income for six months ended June 30, 2026	$3,347,053

	For the six months period ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	22,750,000	6,190,000	28,940,000
Ownership percentage	79%	21%
Total income allocated by class	$2,631,149	$715,904	$3,347,053
Less: Accretion allocated based on ownership percentage	(4,088,628)	(1,112,466)	(5,201,094)
Plus: Accretion applicable to the redeemable class	5,201,094	—	5,201,094
Total income (loss) by class	$3,743,615	$(396,562)	$3,347,053

Weighted average shares	20,392,265	3,252,542
Earnings (loss) per ordinary share - Basic	$0.18	$(0.12)

	For the six months period ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,125,000	7,441,250	41,566,250
Ownership percentage	82%	18%
Total income allocated by class	$2,747,859	$599,194	$3,347,053
Less: Accretion allocated based on ownership percentage	(4,269,987)	(931,107)	(5,201,094)
Plus: Accretion applicable to the redeemable class	5,201,094	—	5,201,094
Total income (loss) by class	$3,678,966	$(331,913)	$3,347,053

Weighted average shares	30,588,397	7,263,482
Earnings (loss) per ordinary share - Diluted	$0.12	$(0.05)

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share (in dollars, except per share amounts) for the three months ended June 30, 2026:

Net income for the three months ended June 30, 2026	$1,948,659

	For the three months period ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	22,750,000	6,190,000	28,940,000
Ownership percentage	79%	21%
Total income allocated by class	$1,531,859	$416,800	$1,948,659
Less: Accretion allocated based on ownership percentage	(1,578,411)	(429,467)	(2,007,878)
Plus: Accretion applicable to the redeemable class	2,007,878	—	2,007,878
Total income (loss) by class	$1,961,325	$(12,666)	$1,948,659

Weighted average shares	22,750,000	6,190,000
Earnings (loss) per ordinary share - Basic	$0.09	$(0.002)

	For the three months period ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	34,125,000	7,441,250	41,566,250
Ownership percentage	82%	18%
Total income allocated by class	$1,599,807	$348,852	$1,948,659
Less: Accretion allocated based on ownership percentage	(1,648,425)	(359,453)	(2,007,878)
Plus: Accretion applicable to the redeemable class	2,007,878	—	2,007,878
Total income (loss) by class	$1,959,260	$(10,601)	$1,948,659

Weighted average shares	34,125,000	7,441,250
Earnings (loss) per ordinary share - Diluted	$0.06	$(0.001)

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

	June 30, 2026	December 31, 2025
Cash	$850,213	$37,181
marketable securities held in Trust Account	$231,056,147	—

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

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

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over-allotment option closed on January 23, 2026.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placements in which (i) Sponsor purchased 275,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000, and (ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per warrant, each exercisable to purchase one Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

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

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of June 30, 2026 there 5,687,500 Founder Shares outstanding.

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

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Notes are noninterest bearing. As of June 30, 2026, there was no outstanding balance under the promissory note.

Administrative Services Agreement

At the closing of the IPO, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

For the six month ended and three months ended June 30, 2026, Company paid $30,000 in administrative services

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO. As of January 20, 2026, the over-allotment option was not exercised by the underwriter. On January 22, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional units (the “Option Units”) at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over-allotment option closed on January 23, 2026.

The underwriters are entitled to an underwriting discount equal to the lesser of (i) 1% of the gross proceeds of the IPO and (ii) an amount equal to $1,000,000. Underwriters will be entitled to 0.5% fee on the over-allotment proceeds. Company paid a total of $1,137,500 to Underwriter.

Underwriters received a total of 227,500 units (“Underwriter Units”).

Underwriter is entitled to expense reimbursement which was paid at closing of IPO. The expense reimbursement did not exceed $125,000 in aggregate.

Advisory Agreement

On September 30, 2025, the Company entered into an agreement with Imperii Securities LLC (the “Advisor’) pursuant to which Advisor will provide financial advice and assistance in connection with the Business Combination. Upon the closing of Business Combination, Advisory will be entitled to transaction fee equal to the 1% of the consideration paid for the Business Combination. In no event shall the fee be less than $1,000,000 or greater than $3,000,000.

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares – The Company is authorized to issue 500,000,000 shares, par value $0.0001 each, including 479,000,000 Class A ordinary shares and 20,000,000 Class B ordinary share, as well as 1,000,000 preferred shares, $0.0001 par value each. There were 23,252,500 Class A ordinary shares and 5,687,500 Class B or Founder Shares issued and outstanding as of June 30, 2026. There are 22,75,000 Class A ordinary shares subject to possible redemption as of June 30, 2026.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant entitles the holder to purchase one share of ordinary share at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of ordinary share underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Company have 10,000,000 Public Warrant outstanding at June 30, 2026.

The $15 Private Warrants entitles the holder to purchase one ordinary share at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination is non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company have 1,000,000 $15 Private Warrant outstanding at June 30, 2026.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and can be exercised on a cashless basis. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Company has 137,500 Private Unit Warrants underlying the Private Units outstanding at June 30, 2026.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 23 2026, the date that the financial statements were issued. There were no subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or refer to FG Imperii Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Imperii Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s 2025 annual financial statements filed on Form 10-K and financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 units at $10.00 per unit (the “Unit”). Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Public Share”) and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

Simultaneously with the closing of the IPO, the Company consummated private placement (“Private Placement”) in which i) FG Imperii Investors II LLC (the “Sponsor”) purchased 275,000 private unit (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On January 22, 2026, the underwriters of the Company notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional Option Units at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over-allotment option closed on January 23, 2026. Simultaneously with the closing of the over-allotment option, the Company also issued 27,500 Underwriter Units to the underwriter. Company also paid $137,500 as underwriting discount to the underwriter in regard to the exercise of the over-allotment option by the underwriter.

A total of $227,500,000 ($10.00 per Unit) of the net proceeds from the sale of Units in the IPO, the Option Unit on January 20, 2026 and January 23, 2026, were placed in a trust with Odyssey Trust Company acting as trustee

Due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares (defined below) of the Company held by Sponsor.

Each Private Unit consists of one Class A ordinary share and one-half of one non-redeemable warrant (the “Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

Each $15 Private Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $15.00 per share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and can be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Following the closing of the IPO and the exercise of over-allotment option by the underwriter, an amount of $227,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and taxes payable, and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our activities through June 30, 2026 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended June 30, 2026, the Company reported net income of $3,347,053, which consists of $3,556,147, in investment income earned in Trust Account, offset by $209,094 of general and administrative expenses.

For the three months ended June 30, 2026, the Company reported net income of $1,948,659, which consists of $2,007,878, in investment income earned in Trust Account, offset by $59,219 of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2026, the Company held a cash balance of $850,213. Prior to the IPO, our liquidity needs were satisfied through the $10,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $150,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 20, 2026, we consummated its IPO of 20,000,000 Units. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of Private Units and $15 Private Warrants generating total proceeds of $2,850,000.

On January 23, 2026, underwriter exercised the partial over-allotment option for total 2,750,000 Option Units at $10.00 per Unit Option, generating gross proceeds of $27,500,000.

From the proceeds of the IPO, partial exercise of over-allotment option and Private Placement, the Company put $227,500,000 ($10.00 per Unit) in the Trust and retained approximately $2,850,000 for working capital and payment of expenses related to the IPO.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2026, there were no Working Capital Loans under this arrangement.

We do not believe we need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the IPO. As of January 20, 2026, the over-allotment option was not exercised by the underwriter. On January 22, 2026, the underwriters of the Company, notified the Company of their partial exercise of the over-allotment option and purchased 2,750,000 additional units (the

“Option Units”) at $10.00 per Option Unit upon the closing of the over-allotment option, generating gross proceeds of $27,500,000. The over-allotment option closed on January 23, 2026.

The underwriters are entitled to an underwriting discount equal to the lesser of (i) 1% of the gross proceeds of the IPO and (ii) an amount equal to $1,000,000. Underwriters will be entitled to 0.5% fee on the over-allotment proceeds. Company paid a total of $1,137,500 to Underwriter.

Underwriters received a total of 227,500 units (“Underwriter Units”).

Underwriter is entitled to expense reimbursement which was paid at closing of IPO. The expense reimbursement did not exceed $125,000 in aggregate.

Advisory Agreement

On September 30, 2025, the Company entered into an agreement with Imperii Securities LLC (the “Advisor’) pursuant to which Advisor will provide financial advice and assistance in connection with the Business Combination. Upon the closing of Business Combination, Advisory will be entitled to transaction fee equal to the 1% of the consideration paid for the Business Combination. In no event shall the fee be less than $1,000,000 or greater than $3,000,000.

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

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of June 30, 2026, there 5,687,500 Founder Shares outstanding.

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

Promissory Notes

On September 29, 2025, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Notes are noninterest bearing. As of June 30, 2026, there was no outstanding balance under the promissory note.

Administrative Services Agreement

At the closing of the IPO, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000.

For the six months and three months ended June 30, 2026, Company incurred $30,000 in administrative services fee.

Chief Executive Officer and Chief Financial Officer of the Company serve as managers of the Sponsor at close of IPO.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Marketable securities held in Trust Account

At June 30, 2026, substantially all of the assets held in the Trust Account were invested in a in short term U.S. Treasury obligations. During the six-month ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account to pay for its taxes.

Ordinary subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary share (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary share are classified as stockholders’ equity. The Company’s ordinary share features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2026, ordinary share subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and auditor cost incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering cost amounting to $1,644,947 (including $1,000,000 of underwriting fee) were charged to stockholders’ equity upon the completion of the IPO.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year - end is December 31 and no statutory tax deadline has yet occurred.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements

Net income (loss) per share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares referred to as Class A ordinary shares and non-redeemable shares referred to as Class B ordinary shares of. Income and losses are shared pro rata between the redeemable and non-redeemable shares of ordinary share. Net income (loss) per share of ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period. Net income for the six-month and three-month period ended June 30, 2026 was allocated to redeemable and non-redeemable shares of ordinary share. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of ordinary share outstanding for the potentially dilutive impact of outstanding warrants.

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

	June 30, 2026	December 31, 2025
Cash	$850,213	$37,181
Marketable securities held in Trust Account	$231,056,147	—

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the IPO, the Private Unit Warrants and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Warrants and the Private Unit Warrants and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in stockholders’ equity. If the Public and Private Unit and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and re-measured each period with changes recorded in the statement of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The registration statement for the Company’s IPO was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its IPO of 20,000,000 Units at $10.00 per unit. On January 23, 2026 the underwriter partially exercised their over-allotment option for additional 2,750,000 Units. Each Unit consists of one share of one Public Share and one-half of one redeemable Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $227,500,000. The Public Warrants will become exercisable on the later of 30 days after the completion of Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of Business Combination or earlier upon Company’s liquidation.

On January 23, 2026, due to the partial exercise of the over-allotment option by the underwriter, the Sponsor forfeited 62,500 Founder Shares of the Company held by Sponsor. As of June 30, 2026 there were 5,687,500 Founder Shares outstanding.

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) Sponsor purchased 275,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,750,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of Class A ordinary share at $15.00 per share, for an aggregate purchase price of $100,000.

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

Following the closing of the IPO on January 20, 2026 and partial exercise of the over-allotment option, an amount of $227,500,000 ($10.00 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2026	FG IMPERII ACQUISITION CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)